Form 10-Q
period 2021-06-30
Z-Work Acquisition Corp.
filed 2021-08-16
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 13, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,144,264	$25,000
Prepaid expenses	717,182	—
Total Current Assets	1,861,446	25,000

Deferred offering costs	—	60,460
Investments held in Trust Account	230,024,243	—
TOTAL ASSETS	$231,885,689	$85,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$636,293	$—
Accrued offering costs	1,278	22,510
Promissory note – related party	—	38,711
Total Current Liabilities	637,571	61,221

Deferred underwriting fee payable	8,050,000	—
Warrant liabilities	11,207,333	—
Total Liabilities	19,894,904	61,221

Commitments and Contingencies

Class A common stock subject to possible redemption, 20,699,078 shares at a redemption value of $10.00 per share	206,990,780	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 2,300,922 and no shares issued and outstanding (excluding 20,699,078 and no shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	230	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	3,830,162	24,425
Retained earnings/(Accumulated deficit)	1,169,038	(761)
Total Stockholders’ Equity	5,000,005	24,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,885,689	$85,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$681,307	$987,046
Loss from operations	(681,307)	(987,046)

Other (expense) income:
Change in fair value of warrant liabilities	(2,184,667)	2,622,001
Transaction costs incurred in connection with warrant liabilities	—	(489,399)
Interest earned on investments held in Trust Account	19,375	24,243
Total other (expense) income, net	(2,165,292)	2,156,845

Net (loss) income	$(2,846,599)	$1,169,799

Weighted average shares outstanding, Class A redeemable common stock	23,000,000	23,000,000
Basic and diluted earnings per share, Class A redeemable common stock	$0.00	$0.00

Basic Weighted average shares outstanding, Class B non-redeemable common stock	5,750,000	5,609,116
Basic earnings (loss) per share, Class B non-redeemable common stock	$(0.50)	$0.21

Diluted Weighted average shares outstanding, Class B non-redeemable common stock	5,750,000	5,750,000
Diluted earnings (loss) per share, Class B non-redeemable common stock	$(0.50)	$0.20

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(761)	$24,239

Sale of 23,000,000 shares of Class A common stock, net of underwriting discounts, offering costs related to Class A common stock and initial fair value of Public Warrants	23,000,000	2,300	—	—	209,090,447	—	209,092,747

Cash paid in excess of fair value of Private Placement Warrants	—	—	—	—	1,704,000	—	1,704,000

Class A common stock subject to possible redemption	(20,983,738)	(2,098)	—	—	(209,835,282)	—	(209,837,380)

Net income	—	—	—	—	—	4,016,398	4,016,398
Balance – March 31, 2021	2,016,262	$202	5,750,000	$575	$983,590	$4,015,637	$5,000,004

Change in Class A common stock subject to possible redemption	284,660	28	—	—	2,846,572	—	2,846,600

Net loss	—	—	—	—	—	(2,846,599)	(2,846,599)
Balance – June 30, 2021	2,300,922	$230	5,750,000	$575	$3,830,162	$1,169,038	$5,000,005

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$1,169,799
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(24,243)
Change in fair value of warrant liabilities	(2,622,001)
Transaction costs related to warrant liabilities	489,399
Changes in operating assets and liabilities:
Prepaid expenses	(717,182)
Accounts payable and accrued expenses	636,293
Net cash used in operating activities	(1,067,935)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	7,100,000
Repayment of promissory note – related party	(99,073)
Payment of offering costs	(213,728)
Net cash provided by financing activities	232,187,199

Net Change in Cash	1,119,264
Cash – Beginning of period	25,000
Cash – End of period	$1,144,264

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$1,278
Payment of offering costs through transfer of Class B common stock	$25,000
Offering costs paid through promissory note	$60,362
Initial classification of Class A common stock subject to possible redemption	$205,331,580
Change in value of Class A common stock subject to possible redemption	$1,659,200
Deferred underwriting fee payable	$8,050,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Z-Work Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 30, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that w directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged to stockholders’ equity upon the completion of the Initial Public Offering Offering costs amounting to $12,598,919 were charged to stockholders’ equity or as period costs upon the completion of the Initial Public Offering, and $489,399 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. See Note 8 for further discussion of the pertinent terms of the Warrants and Note 9 for further discussion of the methodology used to determine the value of the warrant liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2021 and December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and six months ended June 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and six months ended June 30, 2021 was 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,400,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted, for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account less applicable income and franchise taxes, by the weighted average number of Class A redeemable common stock outstanding since original issuance. Net Income (loss) per share, basic and diluted, for Class B non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable common stock, net of applicable franchise and income taxes, by the weighted average number of Class B non-redeemable common stock outstanding for the period. Class B non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Redeemable Class A Common Stock
Numerator: Earnings allocable to Redeemable Class A Common Stock
Interest Income	$19,375	$24,243
Less: Income and Franchise Tax available to be withdrawn from the Trust Account	(19,375)	(24,243)
Redeemable Net Earnings	$—	$—
Denominator: Weighted Average Redeemable Class A Common Stock (1)
Redeemable Class A Common Stock, Basic and Diluted	23,000,000	23,000,000
Earnings/Basic and Diluted Redeemable Class A Common Stock	$—	$—

Non-Redeemable Class B Common Stock
Numerator: Net (loss) income minus Redeemable Net Earnings
Net (loss) income	$(2,846,599)	$1,169,799
Less: Redeemable Net Earnings	—	—
Non-Redeemable Net (loss) income	$(2,846,599)	$1,169,799
Denominator: Weighted Average Non-Redeemable Class B Common Stock
Non-Redeemable Class B Common Stock, Basic	5,750,000	5,609,116
Earnings/Basic Non-Redeemable Class B Common Stock	$(0.50)	$0.21
Non-Redeemable Class B Common Stock, Diluted	5,750,000	5,750,000
Earnings/Diluted Non-Redeemable Class B Common Stock	$(0.50)	$0.20

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (excluding the warrant liabilities) which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Jefferies purchased an aggregate of 4,733,333 Private Placement Warrants (3,966,666 warrants to the Sponsor and 766,667 warrants to Jefferies), at a price of $1.50 per Private Placement Warrant ($7,100,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

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

Administrative Services Agreement

The Company had agreed to pay the Sponsor $10,833 per month for up to 24 months, equal to $130,000 per year through the earlier of the Company’s consummation of a Business Combination and its liquidation. In light of additional administrative support services to be provided, the Company amended and restated the administrative support agreement to provide that, as of February 1, 2021, the Company would pay the Sponsor $12,500 per month, or $150,000 per year, $100,000 of which will be paid to the Company’s President and Chief Financial Officer and $50,000 will be paid for additional support services sourced from Communitas Capital, a venture firm of which the Company’s Executive Co-Chairman is Managing Partner. For the three and six months ended June 30, 2021, the Company incurred $37,500 and $62,500 in fees for these services, respectively, of which $62,500 is included in accrued expenses in the accompanying condensed balance sheet at June 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Promissory Note — Related Party

On October 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. As of December 31, 2020, there was $38,711 in borrowings outstanding under the Promissory Note, and as of June 30, 2021, there were no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

Anchor Investor

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 2,300,922 shares of Class A common stock issued and outstanding, excluding 20,699,078 shares of Class A common stock subject to possible redemption. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

As of June 30, 2021, there were 7,666,667 Public Warrants outstanding. As of December 31, 2020, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2021, there were 4,733,333 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2021, assets held in the Trust Account was comprised of $230,024,243 in money market funds invested in U.S. Treasury securities. During the three and six months ended June 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		Level	June 30, 2021
Assets:
	Money Market Funds	1	$230,024,243

Liabilities:
	Warrant Liability – Public Warrants	1	6,900,000
	Warrant Liability – Private Placement Warrants	3	4,307,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

The Private Placement Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The Public Warrants were initially valued using a Monte Carlo simulation approach. For periods subsequent to the detachment of the warrants from the Units, the closing trading price for the public warrants was used as the fair value of the Public Warrants.

The key inputs into the Black Scholes model and the Monte Carlo Simulation for the warrants were as follows:

Input	June 30, 2021
Market price	$9.70
Risk-free interest rate	0.91%
Dividend yield	0.00%
Effective volatility	15.38%
Exercise price	$11.50
Time to expiration	5.34

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 2, 2021	5,396,000	8,433,334	13,829,334
Change in fair value	(1,088,667)	(2,913,334)	(4,002,001)
Transfer to Level 1	—	(5,520,000)	(5,520,000)
Fair value as of June 30, 2021	$4,307,333	—	4,307,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferring from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was approximately $5.5 million.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and six months ended June 30, 2021, were organizational activities and those necessary to prepare for the offering, described below, and after the completion of our offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2021, we had a net loss of $2,846,599, which consisted of the change in fair value of warrants of $2,184,667 and operating costs of $681,307, offset by income on investments held in the Trust Account in the amount of $19,375.

For the six months ended June 30, 2021, we had a net income of $1,169,799, which consisted of the change in fair value of warrants of $2,622,001 and income on investments held in the Trust Account in the amount of $24,243, offset by operating costs of $987,046 and transaction costs of $489,399 incurred in connection with warrant liabilities.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1,067,935, which consisted of our net income of $1,169,799 and transaction costs allocated to warrant liabilities of $489,399, offset by change in fair value of warrant liabilities of $2,622,001 and income on investments held in the Trust Account of $24,243. Changes in operating assets and liabilities used $80,899 of cash from operating activities.

As of June 30, 2021, we had cash of $1,144,264 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021.

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

Warrant Liabilities

We account for the Warrants (as defined herein) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Placement Warrants are valued using a Black Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, including the standard referenced in the next paragraph, if currently adopted, would have a material effect on our condensed financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chairman and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Co-Chairman and Chief Financial Officer concluded that, due solely to the material weakness we have identified in our internal control over financial reporting described below, our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. We became aware of the need to change the classification of our Warrants when the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” on April 12, 2021. As a result, our management concluded that there was a material weakness in internal control over financial reporting as of June 30, 2021. In light of the material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference into this Quarterly Report on Form 10-Q:

Exhibit	Description
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-WORK ACQUISITION CORP.

Date:	August 13, 2021	By:	/s/ Doug Atkin
Name: Doug Atkin
Title: Executive Co-Chairman