Form 10-Q
period 2021-09-30
Z-Work Acquisition Corp.
filed 2021-11-10
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 10, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,075,056	$25,000
Prepaid expenses	586,909	—
Total Current Assets	1,661,965	25,000

Deferred offering costs	—	60,460
Investments held in Trust Account	230,029,159	—
TOTAL ASSETS	$231,691,124	$85,460

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,566,844	$—
Accrued offering costs	339	22,510
Promissory note – related party	—	38,711
Total Current Liabilities	1,567,183	61,221

Deferred underwriting fee payable	8,050,000	—
Warrant liabilities	7,936,000	—
Total Liabilities	17,553,183	61,221

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 23,000,000 shares at a redemption value of $10.00 per share	230,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 and no shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Retained earnings/(accumulated deficit)	(15,862,634)	(761)
Total Stockholders’ Equity (Deficit)	(15,862,059)	24,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,691,124	$85,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
General and administrative expenses	$1,129,093	$2,116,139
Loss from operations	(1,129,093)	(2,116,139)

Other (expense) income:
Change in fair value of warrant liabilities	3,271,333	5,893,334
Transaction costs incurred in connection with warrant liabilities	—	(489,399)
Interest earned on investments held in Trust Account	4,916	29,159
Total other income, net	3,276,249	5,433,094

Net income	$2,147,156	$3,316,955

Weighted average shares outstanding, Class A common stock	23,000,000	20,304,029
Basic and diluted earnings per share, Class A common stock	$0.07	$0.13

Basic Weighted average shares outstanding, Class B common stock	5,750,000	5,662,088
Basic earnings per share, Class B common stock	$0.07	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited) (Revised)

	Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	5,750,000	$575	$24,425	$(761)	$24,239

Accretion for Class A common stock to redemption amount	—	—	(1,728,425)	(19,178,828)	(20,907,253)

Excess of cash received in sale of 4,733,333 Private Placement Warrants	—	—	1,704,000	—	1,704,000

Net income	—	—	—	4,016,398	4,016,398
Balance – March 31, 2021 (unaudited)	5,750,000	$575	$—	$(15,163,191)	$(15,162,616)

Net loss	—	—	—	(2,846,599)	(2,846,599)
Balance – June 30, 2021 (unaudited)	5,750,000	$575	$—	$(18,009,790)	$(18,009,215)

Net income	—	—	—	2,147,156	2,147,156
Balance – September 30, 2021 (unaudited)	5,750,000	$575	$—	$(15,862,634)	$(15,862,059)

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,316,955
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(29,159)
Change in fair value of warrant liabilities	(5,893,334)
Transaction costs related to warrant liabilities	489,399
Changes in operating assets and liabilities:
Prepaid expenses	(586,909)
Accounts payable and accrued expenses	1,566,844
Net cash used in operating activities	(1,136,204)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Warrants	7,100,000
Repayment of promissory note – related party	(99,073)
Payment of offering costs	(214,667)
Net cash provided by financing activities	232,186,260

Net Change in Cash	1,050,056
Cash – Beginning of period	25,000
Cash – End of period	$1,075,056

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$339
Offering costs paid through promissory note	$60,362
Deferred underwriting fee payable	$8,050,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on January 28, 2021. On February 2, 2021, the Company consummated the Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 4,733,333 warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant in a private placement to Z-Work Holdings LLC (the “Sponsor”) and Jefferies LLC (“Jefferies”), generating gross proceeds of $7,100,000, which is described in Note 5.

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

The Company will only proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 following any related redemptions and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480.

As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued Initial Public Offering Balance Sheet and Form 10-Q’s will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statements is reflected in the following table.

Balance Sheet as of February 2, 2021 (Audited)	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$205,331,586	$24,668,414	$230,000,000
Class A common stock	$247	$(247)	$—
Additional paid-in capital	$5,489,339	$(5,489,339)	$—
Accumulated deficit	$(490,160)	$(19,178,828)	$(19,668,988)
Total Stockholders’ Equity (Deficit)	$5,000,001	$(24,668,414)	$(19,668,413)
Number of shares subject to redemption	20,533,159	2,466,841	23,000,000

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on February 1, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on February 8, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021. The Company incorporated on September 30, 2020 but had no financial activity for that period. Therefore, no comparative is included in the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering Offering costs amounting to $12,598,919 were charged to stockholders’ equity or as period costs upon the completion of the Initial Public Offering, and $489,399 of the offering costs were related to the warrant liabilities and charged to the statement of operations.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period.  There was no change to redemption value in the current quarter or as of December 31, 2020.

At September 30, 2021, the Class A common stock reflected in the unaudited condensed balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(8,433,334)
Class A common stock issuance costs	(12,473,919)
Plus:
Accretion of carrying value to redemption value	20,907,253

Class A common stock subject to possible redemption	$230,000,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company accounts for the Public Warrants and Private Placement Warrants (together with the Public Warrants, the “Warrants”) in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. See Note 9 for further discussion of the pertinent terms of the Warrants and Note 10 for further discussion of the methodology used to determine the value of the warrant liabilities.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of September 30, 2021 and December 31, 2020.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three and nine months ended September 30, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three and nine months ended September 30, 2021 was 0%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share.

Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 12,400,000 shares of Class A common stock in the calculation of diluted income per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$1,717,725	$429,431	$2,593,670	$723,285
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	20,304,029	5,662,088
Basic and diluted net income per common share	$0.07	$0.07	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

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

NOTE 4. PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Jefferies purchased an aggregate of 4,733,333 Private Placement Warrants (3,966,666 warrants to the Sponsor and 766,667 warrants to Jefferies), at a price of $1.50 per Private Placement Warrant ($7,100,000) from the Company in a private placement. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

Administrative Services Agreement

The Company had agreed to pay the Sponsor $10,833 per month for up to 24 months, equal to $130,000 per year through the earlier of the Company’s consummation of a Business Combination and its liquidation. In light of additional administrative support services to be provided, the Company amended and restated the administrative support agreement to provide that, as of February 1, 2021, the Company would pay the Sponsor $12,500 per month, or $150,000 per year, $100,000 of which will be paid to the Company’s President and Chief Financial Officer and $50,000 will be paid for additional support services sourced from Communitas Capital, a venture firm of which the Company’s Executive Co-Chairman is Managing Partner. For the three and nine months ended September 30, 2021, the Company incurred $37,500 and $95,833 in fees for these services, respectively, of which $95,833 is included in accrued expenses in the accompanying condensed balance sheet at September 30, 2021. There were no amounts included in accrued expenses at December 31, 2020.

Promissory Note — Related Party

On October 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing. As of December 31, 2020, there was $38,711 in borrowings outstanding under the Promissory Note, and as of September 30, 2021, there were no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, no such Working Capital Loans were outstanding.

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

PSAM has not been granted any additional stockholder or other rights, and through its membership interests in our sponsor will have no right to control our sponsor or vote or dispose of any founder shares (which will continue to be held and voted by our sponsor until after our initial business combination). In addition, PSAM is not required to vote any of its public shares in favor of our initial business combination or for or against any other matter presented for a stockholder vote. Nevertheless, purchases by PSAM of units in our offering, or of our securities in the open market after the completion of our offering, or both, could potentially allow PSAM to control a sufficient number of public shares to influence the conduct of our business, including with respect to a business combination. No assurance can be given as to the amount of securities PSAM may retain or purchase in the open market following our offering.

NOTE 7. COMMITMENTS

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 7,666,667 Public Warrants outstanding. As of December 31, 2020, there were no warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2021, there were 4,733,333 Private Placement Warrants outstanding. As of December 31, 2020, no warrants were outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, assets held in the Trust Account was comprised of $230,029,159 in money market funds invested in U.S. Treasury securities. During the three and nine months ended September 30, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2021
Assets:
Money Market Funds	1	$230,029,159

Liabilities:
Warrant Liability – Public Warrants	1	4,906,667
Warrant Liability – Private Placement Warrants	3	3,029,333

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The key inputs into the Black Scholes model and the Monte Carlo Simulation for the warrants were as follows:

Input	September 30, 2021
Market price	$9.74
Risk-free interest rate	1.07%
Dividend yield	0.00%
Effective volatility	11.56%
Exercise price	$11.50
Time to expiration	5.42

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 2, 2021	5,396,000	8,433,334	13,829,334
Change in fair value	(2,366,667)	(2,913,334)	(5,280,001)
Transfer to Level 1	—	(5,520,000)	(5,520,000)
Fair value as of September 30, 2021	$3,029,333	—	3,029,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferring from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was approximately $5.5 million.

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three and nine months ended September 30, 2021, were organizational activities and those necessary to prepare for the offering, described below, and after the completion of our offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2021, we had net income of $2,147,156, which consisted of the change in fair value of warrants of $3,271,333 and income on investments held in the Trust Account of $4,916, offset by operating costs of $1,129,093.

For the nine months ended September 30, 2021, we had a net income of $3,316,995, which consisted of the change in fair value of warrants of $5,893,334 and income on investments held in the Trust Account of $29,159, offset by operating costs of $2,116,139 and transaction costs of $489,399 incurred in connection with warrant liabilities.

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

Following the offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,088,318 in transaction costs, including $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees and $438,919 of other offering costs.

For the nine months ended September 30, 2021, net cash used in operating activities was $1,136,204, which consisted of our net income of $3,316,955 and transaction costs allocated to warrant liabilities of $489,399, offset by change in fair value of warrant liabilities of $5,893,334 and income on investments held in the Trust Account of $29,159. Changes in operating assets and liabilities provided $979,935 of cash from operating activities.

As of September 30, 2021, we had cash of $1,075,056 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Qthat has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material weakness in Internal Control over Financial Reporting

We designed and implemented remediation measures to address the material weakness previously identified and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2021.

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

Z-WORK ACQUISITION CORP.

Date:	November 10, 2021	By:	/s/ Doug Atkin
Name: Doug Atkin
Title: Executive Co-Chairman