Form 10-Q/A
period 2021-09-30
Z-Work Acquisition Corp.
filed 2021-12-23
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

As of December 23, 2021, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q/A

i

EXPLANATORY NOTE

Z-Work Acquisition Corp, Inc. (the “Company,” “Z-Work,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Form 10-Q/A”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Original Quarterly Report”).

Background of Restatement

All of the shares held by the Company’s public stockholders (the “Public Shares”) contain a redemption feature which provides each holder of such shares with the opportunity to have their shares redeemed, and management has no control over which Public Shares will be redeemed. ASC 480-10-S99-3A provides that redemption provisions not solely within the control of the issuer require shares subject to redemption to be classified outside of permanent equity. Furthermore, ASC 480-10-25-6(b) provides guidance stating that in determining if an instrument is mandatorily redeemable, a provision that defers redemption until a specified liquidity level is reached would not affect classification of the instrument. As such, in connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified errors made in the historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value, while also taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management determined in consultation with its advisors that the Public Shares can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. Effective as of the filing of the Company’s Original Quarterly Report, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, in the Original Quarterly Report, management noted a reclassification adjustment related to temporary equity and permanent equity as of the Initial Public Offering date and all subsequent reporting periods. The Company determined to present this revision in a prospective manner in all future filings with historical amounts presented in current and future filings recast.

Subsequently, on December 22, 2021, the Company’s management, together with the Audit Committee, concluded that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 and June 30, 2021 should be restated in the Form 10-Q/A as a result of this error and should no longer be relied upon. Accordingly, the three months ended March 31, 2021 and June 30, 2021 are restated in Note 2 of this Form 10-Q/A to report all Public Shares as temporary equity. These restatements result in a change in the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. Further, there is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss) but earnings per share was impacted due to a change in presentation relating to the restatements.

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company.

The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form 10-Q/A, and the financial statements and related financial information contained in the Original Quarterly Report should no longer be relied upon. On December 22, 2021, the Company filed a report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report.

In addition, the Company’s Executive Co-Chairman and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-Q/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, and the filing of this Form 10-Q/A, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective due to the weakness in internal control over financial reporting relating to the accounting of complex financial instruments described above. For a discussion of the Company’s remediation plan and management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Form 10-Q/A.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Original Quarterly Report, and accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC.

ii

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$1,075,056	$25,000
Prepaid expenses	586,909	—
Total Current Assets	1,661,965	25,000

Deferred offering costs	—	60,460
Investments held in Trust Account	230,029,159	—
TOTAL ASSETS	$231,691,124	$85,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$1,566,844	$—
Accrued offering costs	339	22,510
Promissory note – related party	—	38,711
Total Current Liabilities	1,567,183	61,221

Deferred underwriting fee payable	8,050,000	—
Warrant liabilities	7,936,000	—
Total Liabilities	17,553,183	61,221

Commitments and Contingencies

Class A common stock subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 and 0 shares at a redemption value of $10.00 per share at September 30, 2021 and December 31, 2020, respectively	230,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Retained earnings/(accumulated deficit)	(15,862,634)	(761)
Total Stockholders’ Equity (Deficit)	(15,862,059)	24,239
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,691,124	$85,460

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
General and administrative expenses	$1,129,093	$2,116,139
Loss from operations	(1,129,093)	(2,116,139)

Other (expense) income:
Change in fair value of warrant liabilities	3,271,333	5,893,334
Transaction costs incurred in connection with warrant liabilities	—	(489,399)
Interest earned on investments held in Trust Account	4,916	29,159
Total other income, net	3,276,249	5,433,094

Net income	$2,147,156	$3,316,955

Weighted average shares outstanding, Class A common stock	23,000,000	20,304,029
Basic and diluted earnings per share, Class A common stock	$0.07	$0.13

Weighted average shares outstanding, Class B common stock	5,750,000	5,662,088
Basic and diluted earnings per share, Class B common stock	$0.07	$0.13

The accompanying notes are an integral part of the unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021
(Unaudited)

	Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)
Balance — January 1, 2021	5,750,000	$575	$24,425	$(761)	$24,239

Accretion for Class A common stock to redemption amount	—	—	(1,728,425)	(19,178,828)	(20,907,253)

Excess of cash received in sale of 4,733,333 Private Placement Warrants	—	—	1,704,000	—	1,704,000

Net income	—	—	—	4,016,398	4,016,398
Balance – March 31, 2021 (unaudited) (as restated)	5,750,000	$575	$—	$(15,163,191)	$(15,162,616)

Net loss	—	—	—	(2,846,599)	(2,846,599)
Balance – June 30, 2021 (unaudited) (as restated)	5,750,000	$575	$—	$(18,009,790)	$(18,009,215)

Net income	—	—	—	2,147,156	2,147,156
Balance – September 30, 2021 (unaudited)	5,750,000	$575	$—	$(15,862,634)	$(15,862,059)

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly classified its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

There has been no change in the Company’s total assets, liabilities, or operating results.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$209,837,380	$20,162,620	$230,000,000
Class A common stock	$202	$(202)	$—
Additional paid-in capital	$983,590	$(983,590)	$—
Retained earnings	$4,015,637	$(19,178,828)	$(15,163,191)
Total Stockholders’ Equity (Deficit)	$5,000,004	$(20,162,620)	$(15,162,616)

Balance Sheet as of June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$206,990,780	$23,009,220	$230,000,000
Class A common stock	$230	$(230)	$—
Additional paid-in capital	$3,830,162	$(3,830,162)	$—
Retained earnings	$1,169,038	$(19,178,828)	$(18,009,790)
Total Stockholders’ Equity (Deficit)	$5,000,005	$(23,009,220)	$(18,009,215)

Statement of Cash Flows for the three months ended March 31, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$205,331,580	$(205,331,580)	$—
Change in value of Class A common stock subject to possible redemption	$4,505,800	$(4,505,800)	$—

Statement of Cash Flows for the sixth months ended June 30, 2021 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$205,331,580	$(205,331,580)	$—
Change in value of Class A common stock subject to possible redemption	$1,659,200	$(1,659,200)	$—

In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). The impact of this restatement on the Company’s financial statements is reflected in the following table:

Statement of Operations for the Three Months Ended March 31, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(8,433,333)	14,566,667
Basic and diluted net income per share, Class A common stock	$—	$0.20	$0.20
Basic and diluted weighted average shares outstanding, Class B common stock	5,475,000	—	5,475,000
Basic and diluted net income per share, Class B common stock	$0.73	$(0.53)	$0.20

Statement of Operations for the Three Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	—	23,000,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.10)	$(0.10)
Basic and diluted weighted average shares outstanding, Class B common stock	5,750,000	—	5,750,000
Basic and diluted net loss per share, Class B common stock	$(0.50)	$0.40	$(0.10)

Statement of Operations for the Six Months Ended June 30, 2021
Basic and diluted weighted average shares outstanding, Class A common stock	23,000,000	(4,193,370)	18,806,630
Basic and diluted net income per share, Class A common stock	$—	$0.05	$0.05
Basic and diluted weighted average shares outstanding, Class B common stock	5,609,116	—	5,609,116
Basic and diluted net income per share, Class B common stock	$0.21	$(0.16)	$0.05

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements, other than the restatement discussed in Note 2.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q/A (the “Form 10-Q/A”) to the “Company,” “Z-Work,” “our,” “us” or “we” refer to Z-Work Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to “Sponsor” refer to Z-Work Acquisition, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Form 10-Q/A. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q/A includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021 and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock. In connection with the change in presentation for the shares of Class A common stock subject to redemption, the Company also restated its income (loss) per common share calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company.

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

Item 4. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Executive Co-Chairman and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Executive Co-Chairman and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Form 10-Q/A, there have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for our Annual Report on Form 10-K filed with the SEC on March 30, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations, other than the following:

In connection with the recent restatement of our financial statements, we have identified a material weakness in our internal control over financial reporting as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As described elsewhere in this Quarterly Report on Form 10-Q/A, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part I. Item 4. Controls and Procedures included in this Quarterly Report on Form 10-Q/A. We have taken a number of measures to remediate the material weaknesses described herein. However, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference into this Quarterly Report on Form 10-Q/A:

Exhibit	Description
31.1**	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q/A and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-WORK ACQUISITION CORP.

Date: December 23, 2021	By:	/s/ Doug Atkin
		Name:	Doug Atkin
		Title:	Executive Co-Chairman