Form 10-Q
period 2022-03-31
Z-Work Acquisition Corp.
filed 2022-05-13
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 13, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$411,963	$997,291
Prepaid expenses	404,512	463,104
Total Current Assets	816,475	1,460,395

Investments held in Trust Account	230,040,549	230,034,876
TOTAL ASSETS	$230,857,024	$231,495,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,972,465	$1,251,964
Accrued offering costs	339	339
Total Current Liabilities	1,972,804	1,252,303

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	3,100,000	8,107,334
Total Liabilities	13,122,804	17,409,637

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized, 23,000,000 shares at a redemption value of $10.00 per share at March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized; 23,000,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated Deficit	(12,266,355)	(15,914,941)
Total Stockholders’ Deficit	(12,265,780)	(15,914,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,857,024	$231,495,271

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three months Ended March 31,
	2022	2021
General and administrative expenses	$1,364,421	$305,739
Loss from operations	(1,364,421)	(305,739)

Other income (expenses):
Change in fair value of warrant liabilities	5,007,334	4,806,668
Transaction costs incurred in connection with warrant liabilities	—	(489,399)
Interest earned on investments held in Trust Account	5,673	4,868
Total other income, net	5,013,007	4,322,137

Net income	$3,648,586	$4,016,398

Basic Weighted average shares outstanding, Class A common stock	23,000,000	14,566,667
Basic and diluted net income per share, Class A common stock	$0.13	$0.20

Basic Weighted average shares outstanding, Class B common stock	5,750,000	5,475,000
Basic and diluted net income per share, Class B common stock	$0.13	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(15,914,941)	$(15,914,366)

Net income	—	—	—	3,648,586	3,648,586

Balance — March 31, 2022	5,750,000	$575	$—	$(12,266,355)	$(12,265,780)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	5,750,000	$575	$24,425	$(761)	$24,239

Accretion for Class A common stock to redemption amount	—	—	(1,728,425)	(19,178,828)	(20,907,253)

Excess cash received in sale of 4,733,333 Private Placement Warrants	—	—	1,704,000	—	1,704,000

Net income	—	—	—	4,016,398	4,016,398

Balance — March 31, 2021	5,750,000	$575	$—	$(15,163,191)	$(15,162,616)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$3,648,586	$4,016,398
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,673)	(4,868)
Change in fair value of warrant liabilities	(5,007,334)	(4,806,668)
Transaction costs related to warrant liabilities	—	489,399
Changes in operating assets and liabilities:
Prepaid expenses	58,592	(845,084)
Accounts payable and accrued expenses	720,501	206,683
Net cash used in operating activities	(585,328)	(944,140)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	125,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	7,100,000
Repayment of promissory note – related party	—	(99,073)
Payment of offering costs	—	(338,728)
Net cash provided by financing activities	—	232,187,199

Net Change in Cash	(585,328)	1,243,059
Cash – Beginning of period	997,291	25,000
Cash – End of period	$411,963	$1,268,059

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$1,278
Offering costs paid through promissory note	$—	$60,362
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(UNAUDITED)

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of March 31, 2022, the Company had $411,963 in its operating bank accounts, $230,040,549 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,156,329.

The Company intends to complete a Business Combination by February 2, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide including increases in inflation and supply chain headwinds. Specifically, the ongoing conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company's ability to complete a business combination. In response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the foregoing factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company's ability to complete a business combination and the value of the Company's securities.  The unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of the condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. There was no change to redemption value as of March 31, 2022 and December 31, 2021.

At March 31, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheet is reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements’ carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.

The Company’s current taxable income primarily consists of interest earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. The change in fair value of the warrant liability is a permanent difference. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded no income tax expense. The Company’s effective tax rate for three months ended March 31, 2022 was 21%, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible and permanent differences.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$2,918,869	$729,717	$2,919,195	$1,097,203
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	14,566,667	5,475,000
Basic and diluted net income per common share	$0.13	$0.13	$0.20	$0.20

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities (excluding the warrant liabilities) which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operation or cash flows.

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

Administrative Services Agreement

Pursuant to an administrative support agreement with our sponsor, dated as of January 28, 2021, as amended, we agreed to pay our sponsor a total of $12,500 per month, for up to 24 months, or $150,000 per year, $100,000 of which will be paid to Mr. Roston as an annual cash salary and $50,000 of which will be paid for additional support services expected to be sourced from Communitas Capital, a venture firm of which our Executive Co-Chairman Doug Atkin is Managing Partner. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $37,500 and $20,833 in fees for these services of which $8,333 and $0 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets at March 31, 2022 and December 31, 2021.

Promissory Note — Related Party

On October 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing. As of March 31, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

Anchor Investor

P. Schoenfeld Asset Management LP, an institutional investor (the “anchor investor” or “PSAM”) purchased 2,000,000 of the units sold in the Initial Public Offering, or 8.7% of the units sold in our Initial Public Offering, at the public offering price of $10.00 per unit.

PSAM has also purchased membership interests in our sponsor representing an indirect beneficial interest in 400,000 founder shares and 666,667 private placement warrants held by our sponsor (which we refer to as the “anchor founder shares” and “anchor private placement warrants”, respectively) for $1,000,000, which represents a price for founder shares and private placement warrants equal to those paid by other outside investors in our sponsor. The terms to which the anchor founder shares and the anchor private placement warrants, respectively, are subject are also substantially identical to the terms to which the remaining founder shares and private placement warrants, respectively, are subject, except that: (i) PSAM will receive no anchor founder shares or anchor private placement warrants if it does not pay the $1,000,000 purchase price; (ii) PSAM will forfeit, for no additional consideration or refund, 75% of the anchor founder shares and 75% of the anchor private placement warrants it has purchased if it does not also purchase 9.9% of the units in our Initial Public Offering, or if it purchases such units but sells units or public shares or redeems public shares prior to or in connection with the completion of our initial business combination such that it no longer holds public shares equal in number to at least 9.9% of the number of units sold in our Initial Public Offering. Following the completion of our initial business combination, the anchor founder shares and the anchor private placement warrants, respectively, will be subject to the same lock-up restrictions as all other founder shares and private placement warrants, respectively. Following the completion of our initial business combination, PSAM’s public shares will be subject to a lock-up restricting their sale or other transfer, such that 50% of such shares will become freely tradable (subject to applicable securities laws) after 30 days and the remaining 50% of such shares will become freely tradable (subject to applicable securities laws) after 90 days. If PSAM does not sell units or public shares or redeem public shares such that it holds a lesser number of public shares than 9.9% of the number of units sold in our Initial Public Offering and complies with the post-business combination lock-ups, then our sponsor will thereafter extend to PSAM a right of first refusal to participate on substantially similar terms in our sponsor’s next special purpose acquisition company (if any) and, if PSAM similarly invests and holds in any such second special purpose acquisition company, then our sponsor will extend to PSAM a right of first refusal to participate on substantially similar terms in our sponsor’s next special purpose acquisition company thereafter (if any). Notwithstanding the foregoing, pursuant to a letter agreement with PSAM dated December 30, 2021, the Company has agreed with PSAM that if the Company completes a business combination identified by Foresight Consulting Group LLC, which has been engaged by the Sponsor to provide certain consulting services for the Sponsor, the anchor investor’s lock-up restrictions with respect to the anchor investor’s shares of the Company shall be waived.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of March 31, 2022 and December 31, 2021, there were 4,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

At March 31, 2022 and December 31, 2021, assets held in the Trust Account was comprised of $230,040,549 and $230,034,876 in money market funds invested in U.S. Treasury securities, respectively. During the period ended March 31, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	March 31, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$230,040,549	$230,034,876

Liabilities:
Warrant Liabilities – Public Warrants	1	$1,916,667	$4,983,334
Warrant Liabilities – Private Placement Warrants	3	$1,183,333	$3,124,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	March 31, 2022	December 31, 2021
Market price	$9.79	$9.74
Risk-free interest rate	2.41%	1.33%
Dividend yield	0.00%	0.00%
Effective volatility	3.88%	11.00%
Exercise price	$11.50	$11.50
Time to expiration	5.67	5.67

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$3,124,000	$—	$3,124,000
Change in fair value	(1,940,667)	—	(1,940,667)
Fair value as of March 31, 2022	$1,183,333	$—	$1,183,333

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 2, 2021	5,396,000	8,433,334	13,829,334
Change in valuation inputs or other assumptions	(1,893,334)	(2,913,334)	(4,806,668)
Transfer to Level 1	—	(5,520,000)	(5,520,000)
Fair value as of March 31, 2021	$3,502,666	—	3,502,666

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferring from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $5.5 million. There were no transfers during the three months ended March 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended March 31, 2022, were organizational activities and those necessary to prepare for the offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended March 31, 2022, we had net income of $3,648,586, which consisted of changes in fair value of warrant liabilities of $5,007,334 and interest earned on investments held in Trust Account of $5,673, offset by formation and operating costs of $1,364,421.

For the three months ended March 31, 2021, we had net income of $4,016,398, which consisted of changes in fair value of warrant liabilities of $4,806,668 and interest earned on investments held in Trust Account of $4,868, offset by formation and operating costs of $305,739 and transaction costs incurred in connection with IPO of $489,399.

Liquidity and Going Concern

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

For the three months ended March 31, 2022, net cash used in operating activities was $585,328, which consisted of our net income of $3,648,586, offset by change in fair value of warrant liabilities of $5,007,334 and income on investments held in the Trust Account of $5,673. Changes in operating assets and liabilities provided $779,093 of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was $944,140, which consisted of our net income of $4,016,398 and transaction costs incurred in connection with IPO of $489,399, offset by change in fair value of warrant liabilities of $4,806,668 and income on investments held in the Trust Account of $4,868. Changes in operating assets and liabilities used $638,401 of cash from operating activities.

As of March 31, 2022, we had cash of $411,963 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

As of March 31, 2022, the Company had $411,963 in its operating bank accounts, $230,040,549 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,156,329.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the period reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our condensed balance sheets.

Net Income Per Common Share

Net income per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Critical Accounting Estimates

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chairman and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Co-Chairman and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Following the determination of the material weakness, we implemented a remediation plan to enhance our processes for identifying and appropriately applying applicable accounting requirements. We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s most recent prospectus for our Annual Report on Form 10-K filed with the SEC on March 30, 2021, other than as set forth below.

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

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;
●	restrictions on the issuance of securities; and
●	restrictions on the enforceability of agreements entered into by us,, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company(which may be impractical and would require significant changes in, among other things, our capital
●	structure);
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

The 2022 Proposed Rule under the Investment Company Act would provide a safe harbor for SPACs from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require a SPAC to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the SPAC’s registration statement for its initial public offering. The SPAC would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering. Although the 2022 Proposed Rules, including the proposed safe harbor rule, have not yet been adopted, there is uncertainty in the SEC’s view of the applicability of the Investment Company Act to a SPAC that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule or otherwise falls outside of the other provisions of the safe harbor.

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for an initial business combination and may not be able to enter into such an agreement to complete an initial business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deems ut to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our trust account and our warrants will expire worthless.

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

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-WORK ACQUISITION CORP.

Date: May 13, 2022	By:	/s/ Doug Atkin
Name: Doug Atkin
Title: Executive Co-Chairman