Form 10-Q
period 2022-06-30
Z-Work Acquisition Corp.
filed 2022-08-09
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 9, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$219,019	$997,291
Prepaid expenses	281,671	463,104
Total Current Assets	500,690	1,460,395

Investments held in Trust Account	230,144,780	230,034,876
TOTAL ASSETS	$230,645,470	$231,495,271

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,234,645	$1,251,964
Accrued offering costs	339	339
Total Current Liabilities	2,234,984	1,252,303

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	1,488,000	8,107,334
Total Liabilities	11,772,984	17,409,637

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized, 23,000,000 shares at a redemption value of $10.00 per share at June 30, 2022 and December 31, 2021	230,000,000	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(11,128,089)	(15,914,941)
Total Stockholders’ Deficit	(11,127,514)	(15,914,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$230,645,470	$231,495,271

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended June 30,	For the Three Months Ended June 30,	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$577,965	$681,307	$1,942,386	$987,046
Loss from operations	(577,965)	(681,307)	(1,942,386)	(987,046)

Other income (expenses):
Change in fair value of warrant liabilities	1,612,000	(2,184,667)	6,619,334	2,622,001
Transaction costs incurred in connection with warrant liabilities	—	—	—	(489,399)
Interest earned on investments held in Trust Account	104,231	19,375	109,904	24,243
Total other income (expenses), net	1,716,231	(2,165,292)	6,729,238	2,156,845

Net income (loss)	$1,138,266	$(2,846,599)	$4,786,852	$1,169,799

Basic Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	18,806,630
Basic and diluted net income (loss) per share, Class A common stock	$0.04	$(0.10)	$0.17	$0.05

Basic Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,609,116
Basic and diluted net income (loss) per share, Class B common stock	$0.04	$(0.10)	$0.17	$0.05

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(15,914,941)	$(15,914,366)

Net income	—	—	—	3,648,586	3,648,586

Balance — March 31, 2022	5,750,000	$575	$—	$(12,266,355)	$(12,265,780)

Net income	—	—	—	1,138,266	1,138,266

Balance — June 30, 2022	5,750,000	$575	$—	$(11,128,089)	$(11,127,514)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	5,750,000	$575	$24,425	$(761)	$24,239

Accretion for Class A common stock to redemption amount	—	—	(1,728,425)	(19,178,828)	(20,907,253)

Excess cash received in sale of 4,733,333 Private Placement Warrants	—	—	1,704,000	—	1,704,000

Net income	—	—	—	4,016,398	4,016,398

Balance — March 31, 2021	5,750,000	$575	$—	$(15,163,191)	$(15,162,616)

Net loss	—	—	—	(2,846,599)	(2,846,599)

Balance — June 30, 2021	5,750,000	$575	$—	$(18,009,790)	$(18,009,215)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,786,852	$1,169,799
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(109,904)	(24,243)
Change in fair value of warrant liabilities	(6,619,334)	(2,622,001)
Transaction costs related to warrant liabilities	—	489,399
Changes in operating assets and liabilities:
Prepaid expenses	181,433	(717,182)
Accounts payable and accrued expenses	982,681	636,293
Net cash used in operating activities	(778,272)	(1,067,935)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	7,100,000
Repayment of promissory note – related party	—	(99,073)
Payment of offering costs	—	(213,728)
Net cash provided by financing activities	—	232,187,199

Net Change in Cash	(778,272)	1,119,264
Cash – Beginning of period	997,291	25,000
Cash – End of period	$219,019	$1,144,264

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$1,278
Offering costs paid through promissory note	$—	$60,362
Accretion of Class A common stock to redemption value	$—	$20,907,253
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

(UNAUDITED)

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had $219,019 in its operating bank accounts, $230,144,780 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,734,294.

The Company intends to complete a Business Combination by February 2, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including the ongoing war between Russia and the Ukraine, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), have contributed and may continue to contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide including increases in inflation and supply chain headwinds. The ongoing global market volatility and inflation and responses by the U.S. Federal Reserve and other central banking systems around the world to increase interest rates could adversely affect the Company's ability to complete a business combination. Additionally, in response to the conflict between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the foregoing factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could materially and adversely affect on the Company's ability to complete a business combination and the value of the Company's securities.  The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A common stock issued were initially charged to temporary equity and then accreted to common stock subject to redemption upon the completion of the Initial Public Offering. Offering costs amounting to $12,473,919 were charged to temporary stockholders’ equity upon the completion of the Initial Public Offering, and other offering costs of $489,399 that were charged to the statement of operations, of which $125,000 was paid through a transfer of membership interests in the Sponsor.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. There was no change to redemption value as of June 30, 2022 and December 31, 2021.

At June 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

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

Income Taxes

The Company’s net deferred tax assets are as follows:

	June 30,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$32,819	$34,836
Startup/Organization Expenses	$765,432	$378,594
Total deferred tax assets	798,251	413,430
Valuation allowance	(798,251)	(413,430)
Deferred tax assets, net of allowance	$—	$—

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 0% for all periods presented. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common share is computed by dividing net income by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable Class A common stock are excluded from earnings per share as the redemption value approximates fair value.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$910,613	$227,653	$(2,277,279)	$(569,320)	$3,829,482	$957,370	$901,057	$268,742
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	18,806,630	5,609,116
Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.10)	$(0.10)	$0.17	$0.17	$0.05	$0.05

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Administrative Services Agreement

Pursuant to an administrative support agreement with our sponsor, dated as of January 28, 2021, as amended, we agreed to pay our sponsor a total of $12,500 per month, for up to 24 months, or $150,000 per year, $100,000 of which will be paid to Mr. Roston as an annual cash salary and $50,000 of which will be paid for additional support services expected to be sourced from Communitas Capital, a venture firm of which our Executive Co-Chairman Doug Atkin is Managing Partner. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $37,500 and $75,000 in fees for these services, respectively. For the three and six months ended June 30, 2021, the Company incurred $37,500 and $62,500 in fees for these services, respectively. As of June 30, 2022 and December 31, 2021, respectively, $8,333 and $0 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On October 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing. As of June 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2022 and December 31, 2021, there were 4,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At June 30, 2022 and December 31, 2021, assets held in the Trust Account was comprised of $230,144,780 and $230,034,876 in money market funds invested in U.S. Treasury securities, respectively. During the periods ended June 30, 2022 and December 31, 2021, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	June 30, 2022	December 31, 2021
Assets:
Investments held in Trust Account	1	$230,144,780	$230,034,876

Liabilities:
Warrant Liabilities – Public Warrants	1	$920,000	$4,983,334
Warrant Liabilities – Private Placement Warrants	3	$568,000	$3,124,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The key inputs into the Black Scholes model for the Private Placement Warrants were as follows:

Input	June 30, 2022	December 31, 2021
Market price	$9.84	$9.74
Risk-free interest rate	3.02%	1.33%
Dividend yield	0.00%	0.00%
Effective volatility	0.25%	11.00%
Exercise price	$11.50	$11.50
Time to expiration	5.58	5.67

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$3,124,000	$—	$3,124,000
Change in fair value	(1,940,667)	—	(1,940,667)
Fair value as of March 31, 2022	$1,183,333	$—	$1,183,333
Change in fair value	(615,333)	—	(615,333)
Fair value as of June 30, 2022	$568,000	$—	$568,000

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 2, 2021	5,396,000	8,433,334	13,829,334
Change in valuation inputs or other assumptions	(1,893,334)	(2,913,334)	(4,806,668)
Transfer to Level 1	—	(5,520,000)	(5,520,000)
Fair value as of March 31, 2021	$3,502,666	—	3,502,666
Change in fair value	804,667	—	804,667
Fair value as of June 30, 2021	$4,307,333	—	4,307,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferring from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $5.5 million. There were no transfers during the three and six months ended June 30, 2022.

NOTE 10 — SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended June 30, 2022, were organizational activities and those necessary to prepare for the offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended June 30, 2022, we had net income of $1,138,266, which consisted of change in fair value of warrant liabilities of $1,612,000 and interest earned on investments held in Trust Account of $104,231, offset by operating costs of $577,965.

For the six months ended June 30, 2022, we had net income of $4,786,852, which consisted of change in fair value of warrant liabilities of $6,619,334 and interest earned on investments held in Trust Account of $109,904, offset by operating costs of $1,942,386.

For the three months ended June 30, 2021, we had a net loss of $2,846,599, which consisted of the change in fair value of warrant liabilities of $2,184,667 and interest earned on investments held in the Trust Account in the amount of $19,375, offset by operating costs of $681,307.

For the six months ended June 30, 2021, we had a net income of $1,169,799, which consisted of the change in fair value of warrant liabilities of $2,622,001 and interest earned on investments held in the Trust Account in the amount of $24,243, offset by operating costs of $987,046 and transaction costs of $489,399 incurred in connection with warrant liabilities.

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

For the six months ended June 30, 2022, net cash used in operating activities was $778,272, which consisted of our net income of $4,786,852, offset by change in fair value of warrant liabilities of $6,619,334 and interest earned on investments held in the Trust Account of $109,904. Changes in operating assets and liabilities provided $1,164,114 of cash from operating activities.

For the six months ended June 30, 2021, net cash used in operating activities was $1,067,935, which consisted of our net income of $1,169,799 and transaction costs allocated to warrant liabilities of $489,399, offset by change in fair value of warrant liabilities of $2,622,001 and interest earned on investments held in the Trust Account of $24,243. Changes in operating assets and liabilities used $80,889 of cash from operating activities.

As of June 30, 2022, we had cash of $219,019 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

As of June 30, 2022, the Company had $219,019 in its operating bank accounts, $230,144,780 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $1,734,294.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022.

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

Critical Accounting Estimates

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity (deficit) section of our condensed balance sheets.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common stock outstanding for the period. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chairman and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Executive Co-Chairman and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

While we have implemented processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 29, 2022, other than as set forth below.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company (which may be impractical and would require significant changes in, among other things, our capital

●	structure);

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we do not currently have an agreement in place with a target for an initial business combination and may not be able to enter into such an agreement to complete an initial business combination within the safe harbor period of the 2022 Proposed Rules. In that case, we would not be able to rely on the safe harbor (should it be adopted) and instead would need to rely on the factors described above, and the SEC could deem it to be subject to regulation as an investment company for purposes of the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete an initial business combination or may result in our liquidation. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances described herein, on the liquidation of our trust account and our warrants will expire worthless.

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

Z-WORK ACQUISITION CORP.

Date: August 9, 2022	By:	/s/ Doug Atkin
Name: Doug Atkin
Title: Executive Co-Chairman

	By:	/s/ Adam Roston
Name: Adam Roston
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)