Form 10-Q
period 2022-09-30
Z-Work Acquisition Corp.
filed 2022-11-10
CIK 1828438

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 10, 2022, 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

Z-WORK ACQUISITION CORP.
QUARTERLY REPORT ON FORM 10-Q

i

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Z-WORK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
ASSETS	(Unaudited)
Current assets
Cash	$359,534	$997,291
Prepaid expenses	159,580	463,104
Total Current Assets	519,114	1,460,395

Investments held in Trust Account	230,975,701	230,034,876
TOTAL ASSETS	$231,494,815	$231,495,271

LIABILITIES, CLASS A COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,132,850	$1,251,964
Accrued offering costs	339	339
Income taxes payable	198,605	—
Total Current Liabilities	3,331,794	1,252,303

Deferred underwriting fee payable	8,050,000	8,050,000
Warrant liabilities	434,000	8,107,334
Total Liabilities	11,815,794	17,409,637

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 300,000,000 shares authorized, 23,000,000 shares at a redemption value of $10.03 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	230,747,096	230,000,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 300,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Accumulated deficit	(11,068,650)	(15,914,941)
Total Stockholders’ Deficit	(11,068,075)	(15,914,366)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$231,494,815	$231,495,271

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,200,581	$1,129,093	$3,142,967	$2,116,139
Loss from operations	(1,200,581)	(1,129,093)	(3,142,967)	(2,116,139)

Other income:
Change in fair value of warrant liabilities	1,054,000	3,271,333	7,673,334	5,893,334
Transaction costs incurred in connection with warrant liabilities	—	—	—	(489,399)
Interest earned on investments held in Trust Account	1,151,721	4,916	1,261,625	29,159
Total other income, net	2,205,721	3,276,249	8,934,959	5,433,094

Income before provision for income taxes	1,005,140	2,147,156	5,791,992	3,316,955
Provision for income taxes	(198,605)	—	(198,605)	—

Net income	$806,535	$2,147,156	$5,593,387	$3,316,955

Basic Weighted average shares outstanding, Class A common stock	23,000,000	23,000,000	23,000,000	20,304,029
Basic and diluted net income per share, Class A common stock	$0.03	$0.07	$0.19	$0.13

Basic Weighted average shares outstanding, Class B common stock	5,750,000	5,750,000	5,750,000	5,662,088
Basic and diluted net income per share, Class B common stock	$0.03	$0.07	$0.19	$0.13

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	5,750,000	$575	$—	$(15,914,941)	$(15,914,366)

Net income	—	—	—	3,648,586	3,648,586

Balance — March 31, 2022	5,750,000	$575	$—	$(12,266,355)	$(12,265,780)

Net income	—	—	—	1,138,266	1,138,266

Balance — June 30, 2022	5,750,000	$575	$—	$(11,128,089)	$(11,127,514)

Accretion for Class A Common Stock Subject to Redemption				(747,096)	(747,096)

Net income	—	—	—	806,535	806,535

Balance — September 30, 2022	5,750,000	$575	$—	$(11,068,650)	$(11,068,075)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — December 31, 2020	5,750,000	$575	$24,425	$(761)	$24,239

Accretion for Class A common stock to redemption amount	—	—	(1,728,425)	(19,178,828)	(20,907,253)

Excess cash received in sale of 4,733,333 Private Placement Warrants	—	—	1,704,000	—	1,704,000

Net income	—	—	—	4,016,398	4,016,398

Balance — March 31, 2021	5,750,000	$575	$—	$(15,163,191)	$(15,162,616)

Net loss	—	—	—	(2,846,599)	(2,846,599)

Balance — June 30, 2021	5,750,000	$575	$—	$(18,009,790)	$(18,009,215)

Net income	—	—	—	2,147,156	2,147,156

Balance – September 30, 2021	5,750,000	$575	$—	$(15,862,634)	$(15,862,059)

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,593,387	$3,316,955
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,261,625)	(29,159)
Change in fair value of warrant liabilities	(7,673,334)	(5,893,334)
Transaction costs related to warrant liabilities	—	489,399
Changes in operating assets and liabilities:
Prepaid expenses	303,524	(586,909)
Accounts payable and accrued expenses	1,880,886	1,566,844
Income taxes payable	198,605	—
Net cash used in operating activities	(958,557)	(1,136,204)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	320,800	—
Net cash provided by (used in) investing activities	320,800	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	7,100,000
Repayment of promissory note – related party	—	(99,073)
Payment of offering costs	—	(214,667)
Net cash provided by financing activities	—	232,186,260

Net Change in Cash	(637,757)	1,050,056
Cash – Beginning of period	997,291	25,000
Cash – End of period	$359,534	$1,075,056

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$339
Offering costs paid through promissory note	$—	$60,362
Deferred underwriting fee payable	$—	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Z-WORK ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 30, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

The Company has until February 2, 2023 to complete a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had $359,534 in its operating bank accounts, $230,975,701 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,812,680.

The Company intends to complete a Business Combination by February 2, 2023. However, in the absence of a completed Business Combination, the Company may require additional capital. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, suspending the pursuit of a Business Combination. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In the event that the initial Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, rising interest rates and increased inflation and their macro-economic impact on the Company’s business objectives and has concluded that while it is reasonably possible that the virus, interest rates and inflation could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Various social and political circumstances in the U.S. and around the world (including wars and other forms of conflict, including the ongoing war between Russia and the Ukraine, rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the U.S. and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), have contributed and may continue to contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide including increases in inflation and supply chain headwinds. The ongoing global market volatility and inflation and responses by the U.S. Federal Reserve and other central banking systems around the world to increase interest rates could adversely affect the Company's ability to complete a business combination. Additionally, in response to the ongoing war between Russia and Ukraine, the U.S. and other countries have imposed sanctions or other restrictive actions against Russia. Any of the foregoing factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could materially and adversely affect the Company's ability to complete a business combination and the value of the Company's securities.  The unaudited financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Special Meeting to Allow Early Redemption and Liquidation

On November 10, 2022, the Company filed a definitive proxy statement relating to a special meeting of stockholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of February 2, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a Business Combination from February 2, 2023, to the later of (x) December 8, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete a Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter subject to lawfully available funds therefore, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 8, 2022, if stockholders approve the Proposals. As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, the Company will dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on December 8, 2022 at 12 p.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on November 3, 2022.

Pursuant to the amended and restated certificate, a Public Stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete a Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption.

Consideration of IR Act Excise Tax

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act, among other things, imposes a new U.S. federal 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations on or after January 1, 2023, with certain exceptions, imposed on the repurchasing corporation (the “Excise Tax”). Because the Company is a Delaware corporation and the Company’s securities are traded on the Nasdaq, the Company will likely be considered a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent further guidance from Congress or the U.S. Department of Treasury, there is significant risk that the Excise Tax will apply to any redemption of the Company’s Public Shares after December 31, 2022, including redemptions in connection with a Business Combination and any amendment to the Company’s certificate of incorporation to extend the time to consummate a business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with the Company less appealing to potential business combination targets, and thus, potentially hinder the Company’s ability to enter into and consummate a business combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by the Company’s stockholders in connection with the Company’s liquidation.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 29, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. There was no change to redemption value as of September 30, 2022 and December 31, 2021.

At September 30, 2022 and December 31, 2021, the Class A common stock reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(8,433,334)
Class A common stock issuance costs	(12,473,919)
Plus:
Accretion of carrying value to redemption value	20,907,253

Class A common stock subject to possible redemption – December 31, 2021	230,000,000
Plus:
Accretion of Class A common stock to redemption value	747,096

Class A common stock subject to possible redemption – September 30, 2022	$230,747,096

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

Income Taxes

The Company’s net deferred tax assets are as follows:

	September 30,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$34,836
Startup/Organization Expenses	$1,007,117	$378,594
Total deferred tax assets	1,007,117	413,430
Valuation allowance	(1,007,117)	(413,430)
Deferred tax assets, net of allowance	$—	$—

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. Our effective tax rate was 19.76 % and 0% for the three months ended September 30, 2022 and 2021, respectively, 3.43% and 0% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liabilities, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per common share
Numerator:
Allocation of net income, as adjusted	$645,228	$161,307	$1,717,725	$429,431	$4,474,710	$1,118,677	$2,593,670	$723,285
Denominator:
Basic and diluted weighted average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	20,304,029	5,662,088
Basic and diluted net income per common share	$0.03	$0.03	$0.07	$0.07	$0.19	$0.19	$0.13	$0.13

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Administrative Services Agreement

Pursuant to an administrative support agreement with our sponsor, dated as of January 28, 2021, as amended, we agreed to pay our sponsor a total of $12,500 per month, for up to 24 months, or $150,000 per year, $100,000 of which will be paid to Mr. Roston as an annual cash salary and $50,000 of which will be paid for additional support services expected to be sourced from Communitas Capital, a venture firm of which our Executive Co-Chairman Doug Atkin is Managing Partner. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $37,500 and $112,500 in fees for these services, respectively. For the three and nine months ended September 30, 2021, the Company incurred $37,500 and $95,833 in fees for these services, respectively. As of September 30, 2022 and December 31, 2021, respectively, $12,500 and $0 is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

Promissory Note — Related Party

On October 1, 2020, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing. As of September 30, 2022 and December 31, 2021, there were no borrowings outstanding under the Promissory Note. Borrowings under the Promissory Note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no such Working Capital Loans were outstanding.

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

If the Proposals are approved, and because the Company will not be able to complete an initial Business Combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with the Initial Public Offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock— The Company is authorized to issue 300,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding subject to possible redemption which are presented as temporary equity.

Class B Common Stock— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. At September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 7,666,667 Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

As of September 30, 2022 and December 31, 2021, there were 4,733,333 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

At September 30, 2022 and December 31, 2021, assets held in the Trust Account was comprised of $230,975,701 and $230,034,876 in money market funds invested in U.S. Treasury securities, respectively. During the periods ended September 30, 2022 and December 31, 2021, the Company withdrew $320,800 and $0 interest income from the Trust Account, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	Level	September 30, 2022	Level	December 31, 2021
Assets:
Investments held in Trust Account	1	$230,975,701	1	$230,034,876

Liabilities:
Warrant Liabilities – Public Warrants	1	$268,333	1	$4,983,334
Warrant Liabilities – Private Placement Warrants	2	$165,667	3	$3,124,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

The Public Warrants were initially valued using a Monte Carlo simulation approach. For periods subsequent to the detachment of the warrants from the Units, the closing trading price for the public warrants was used as the fair value of the Public Warrants.

For periods prior to September 30, 2022, the Private Placement Warrants were valued using a Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Placement Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. For September 30, 2022, the fair value of the Private Placement Warrants is measured based on the listed market price of the public warrants.

The key inputs into the valuation models for the Private Placement Warrants were as follows:

Input	December 31, 2021
Market price	$9.74
Risk-free interest rate	1.33%
Dividend yield	0.00%
Effective volatility	11.00%
Exercise price	$11.50
Time to expiration	5.67

The following table presents the changes in the fair value of warrant liabilities using Level 3 fair value measurements:

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of December 31, 2021	$3,124,000	$—	$3,124,000
Change in fair value	(1,940,667)	—	(1,940,667)
Fair value as of March 31, 2022	$1,183,333	$—	$1,183,333
Change in fair value	(615,333)	—	(615,333)
Fair value as of June 30, 2022	$568,000	$—	$568,000
Change in fair value	(402,333)	—	(402,333)
Transfer to Level 2	(165,667)	—	(165,667)
Fair value as of September 30, 2022	$—	$—	$—

	Private Placement Warrants	Public Warrants	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on February 2, 2021	5,396,000	8,433,334	13,829,334
Change in valuation inputs or other assumptions	(1,893,334)	(2,913,334)	(4,806,668)
Transfer to Level 1	—	(5,520,000)	(5,520,000)
Fair value as of March 31, 2021	$3,502,666	—	3,502,666
Change in fair value	804,667	—	804,667
Fair value as of June 30, 2021	$4,307,333	—	4,307,333
Change in fair value	(1,278,000)	—	(1,278,000)
Fair value as of September 30, 2021	$3,029,333	$—	$3,029,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the public warrants transferring from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was approximately $5.5 million. The Private Warrants transferred from Level 3 to Level 2 measurement during the three and nine months ended September 30, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements that have not otherwise been disclosed in the notes to the unaudited condensed financial statements above.

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

Recent Developments

Special Meeting to Allow Early Redemption and Liquidation

On November 10, 2022, the Company filed a definitive proxy statement relating to a special meeting of stockholders to approve (i) an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment Proposal”) and (ii), an amendment to the Investment Management Trust Agreement, dated January 28, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (the “Trust Amendment Proposal” and together with the Charter Amendment Proposal, the “Proposals”), which would, if implemented, allow the Company to redeem all of its outstanding Public Shares in advance of the Company’s contractual expiration date of February 2, 2023 by changing the date by which the Company must cease all operations except for the purpose of winding up if it fails to complete a business combination from February 2, 2023, to the later of (x) December 8, 2022 or (y) the date of effectiveness of the second amended and restated charter (the “Amended Termination Date”).

If the Proposals are approved, and because the Company will not be able to complete a Business Combination by the Amended Termination Date, the Company will immediately after the special meeting, cease all operations, except for the purpose of winding up and as promptly as reasonably possible, but not more than ten business days thereafter subject to lawfully available funds therefore, redeem all Public Shares (the “Mandatory Redemption”). The Company expects to complete the Mandatory Redemption on or around December 8, 2022, if stockholders approve the Proposals. As promptly as reasonably possible following such Mandatory Redemption, and subject to the approval of the Company’s then remaining stockholders and the Board, in accordance with applicable law, the Company will dissolve and liquidate, subject in each case to the Company’s obligations under the General Corporation Law of the State of Delaware to provide for claims of creditors and the requirements of other applicable law.

The virtual special meeting will be held on December 8, 2022 at 12 p.m. Eastern Time, and the record date for the meeting is the close of business (New York time) on November 3, 2022.

Pursuant to the amended and restated certificate, a Public Stockholder may request that the Company redeem all or a portion of its Public Shares for cash if the Charter Amendment Proposal is approved. Notwithstanding the foregoing, if the Charter Amendment Proposal is approved, and because the Company will not be able to complete a Business Combination by the Amended Termination Date, the Company will be obligated to redeem all Public Shares as promptly as reasonably possible after the Amended Termination Date. Therefore, no action is required by our Public Stockholders to redeem their Public Shares. If the Proposals are approved, the Public Shares will be automatically redeemed as part of the Mandatory Redemption. See the Company’s Risk Factors in its Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as updated by the risk factors included in this Quarterly Report for more information relating to the risks related to redemptions and liquidation of the Company.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period ended September 30, 2022, were organizational activities and those necessary to prepare for the offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities held after the offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination. Additionally, we recognize non-cash gains and losses with other income (expense) related to changes in recurring fair value measurement of our warrant liabilities at each reporting period.

For the three months ended September 30, 2022, we had net income of $806,535, which consisted of change in fair value of warrant liabilities of $1,054,000 and interest earned on investments held in Trust Account of $ 1,151,721, offset by operating costs of $1,200,581 and tax expense of $198,605.

For the nine months ended September 30, 2022, we had net income of $5,593,387, which consisted of change in fair value of warrant liabilities of $7,673,334 and interest earned on investments held in Trust Account of $1,261,625, offset by operating costs of $3,142,967 and tax expense of $198,605.

For the three months ended September 30, 2021, we had a net income of $2,147,156, which consisted of the change in fair value of warrants of $3,271,333 and income on investments held in the Trust Account of $4,916, offset by operating costs of $1,129,093.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $958,557, which consisted of our net income of $5,593,387, offset by change in fair value of warrant liabilities of $7,673,334 and interest earned on investments held in the Trust Account of $1,261,625. Changes in operating assets and liabilities provided $2,383,015 of cash from operating activities.

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

As of September 30, 2022, we had cash of $359,534 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

As of September 30, 2022, the Company had $359,534 in its operating bank accounts, $230,975,701 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and a working capital deficit of $2,812,680.

In the event the Proposals are not approved and we are unable to complete a Business Combination by February 2, 2023, we will cease all operations except for the purpose of winding up. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete a Business Combination by February 2, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 2, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022.

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

If the Proposals are approved, and because the Company will not be able to complete a business combination by the Amended Termination Date, the deferred underwriting commission will be included in the distribution of the proceeds held in the Trust Account made to the Public Stockholders upon liquidation in accordance with the terms of the underwriting agreement entered into in connection with our initial public offering. In connection with the liquidation, the underwriters will forfeit any rights or claims to the deferred underwriting commission.

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

Warrant Liabilities

We account for the Warrants (as defined herein) in accordance with the guidance contained in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815-40”), under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For periods prior to September 30, 2022, the Private Placement Warrants are valued using a Black Scholes Option Pricing Model. For September 30, 2022, the fair value of the Private Placement Warrants is measured based on the listed market price of the public warrants. The Public Warrants were initially valued using a Monte Carlo simulation approach. For periods subsequent to the detachment of the warrants from the Units, the closing trading price for the public warrants was used as the fair value of the Public Warrants.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Co-Chairman and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Executive Co-Chairman and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Quarter Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During prior periods,we have implemented processes to identify and appropriately apply applicable accounting requirements and we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through additional analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. These plans can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in the Company’s most recent Annual Report on Form 10-K filed with the SEC on March 29, 2022, other than as set forth below.

If our stockholders do not approve the Proposals, at our upcoming special meeting to be held on December 8, 2022, or any adjournment thereof, and we are not able to redeem all issued and outstanding common stock in calendar year 2022, the Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because the Company is a Delaware corporation and the Company’s securities trade on the Nasdaq, the Company may be considered a “covered corporation” within the meaning of the IR Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain. The Excise Tax could impact the proceeds held in the trust account, in which case the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

We have mailed to stockholders of record as of November 3, 2022, a proxy statement for a special meeting to be held on December 8, 2022 or any adjournment thereof, to vote upon the Proposals to accelerate into 2022 the date by which we must cease all operations except for the purpose of winding up if we fail to complete a business combination, and to change the date on which Continental Stock Transfer & Trust Company must commence liquidation of the trust account established in connection with our initial public offering. This would permit us to redeem early all issued and outstanding Public Shares to return the funds to our Public Stockholders in calendar year 2022 before the Excise Tax begins to apply to stock repurchases and redemptions in 2023. If our stockholders do not approve the Proposals, and we are unable to complete a business combination on or before February 2, 2023, we will dissolve and liquidate in accordance with our amended and restated certificate of incorporation, and any redemptions may be subject to the Excise Tax that could reduce the per-share amount that our Public Stockholders would otherwise be entitled to receive.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments;

●	restrictions on the issuance of securities; and

●	restrictions on the enforceability of agreements entered into by us, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company (which may be impractical and would require significant changes in, among other things, our capital structure);

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account have been invested only in U.S. “government securities,” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we do not believe we are an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other material provisions relating to stockholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. Because we have invested only in permitted instruments, we believe we are not an investment company. Nevertheless, we have not entered into a definitive business combination agreement within 18 months after the effective date of our registration statement relating to the Initial Public Offering, and may not complete our business combination within 24 months of such date. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate. If we are required to liquidate, our investors would not be able to realize the benefits of owning stock in a successor operating business, including the potential appreciation in the value of our stock and warrants following such a transaction, and our warrants would expire worthless.

Recent increases in interest rates and/or inflation in the United States and elsewhere could make it more difficult for us to consummate a business combination.

Recent increases in interest rates and/or inflation in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of or incorporated by reference into this Quarterly Report on Form 10-Q:

Exhibit	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
*	The certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and are not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall they be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

PART III

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Z-WORK ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Doug Atkin
Name: Doug Atkin
Title: Executive Co-Chairman

	By:	/s/ Adam Roston
Name: Adam Roston
Title: President and Chief Financial Officer
(Principal Financial and Accounting Officer)